Form 10-K
period 2003-12-31
LONG BEACH LOAN 2003-2
filed 2004-03-26
CIK 1225774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2003

                        Commission file number: 333-90550-05

                            LONG BEACH SECURITIES CORP.
            (Exact name of Registrant as specified in its Charter)

                Delaware                                    33-0917586
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

           1100 Town and Country Road
           Orange, California                            92868
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (714) 541-5378

          Securities registered pursuant to Section 12(b) of the Act:
                     Long Beach Mortgage Loan Trust 2003-2
                    Asset-Backed Certificates, Series 2003-2

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No (as such reporting obligations are modified as set forth in J.P. Morgan Mortgage Pass-Through Corporation, SEC No-Action Letter, March 31, 1989, in reliance upon which the registrant is filing this modified report).


     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.   [x]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2003. NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2003.
     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Reports on Form 8-K concerning the registrant's
     LONG BEACH MORTGAGE LOAN TRUST 2003-2, ASSET-BACKED CERTIFICATES, SERIES 2003-2, issued pursuant to the Pooling and Servicing Agreement dated as of April 1, 2003 (the "Pooling Agreement") and registered pursuant to a registration statement on from S-3 (File No. 333-90550) (such asset-backed certificates, the "Certificates"), are incorporated by reference as set forth in Part IV, Item 15. Capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Pooling Agreement.

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.


     There are no material pending legal proceedings with respect to the assets of the Trust involving the registrant or, to the best knowledge of the registrant, the Trustee, any Custodian, any Servicer or the assets of the Trust, other than ordinary routine litigation with respect to the underlying mortgage loans comprising the assets of the Trust.



     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      (a) To the knowledge of the registrant, there exists no established public trading market for the securities.
      (b) The Certificates are represented by one or more certificates registered in the name Cede & Co., as nominee of the Depository Trust Company ("DTC") and are held in book-entry form only. The registrant considers Cede & Co. to be the sole holder of record of the Certificates.
      (c)  Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.


     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

     ITEM 9A.  Controls and Procedures

     Not Applicable

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2003, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-2
     CLASS AF
     $50,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-2
     CLASS AV
     $695,730,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-2
     CLASS S-1
     $6,500,000
     100.0%


     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-2
     CLASS S-2
     $143,500,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-2
     CLASS M-1
     $61,600,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-2
     CLASS M-2
     $50,490,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-2
     CLASS M-3
     $10,190,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-2
     CLASS M-4
     $13,430,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2003-2
     CLASS M-5
     $9,730,000
     100.0%


     ITEM 13.  Certain Relationships and Related Transactions.
               Not Applicable.

     ITEM 14.  Principal Accountant Fees and Services
               Not Applicable.

     PART IV

    ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     EXHIBITS 31, 99.1 and 99.2

    (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

     Monthly Remittance Statement to the Certificate holders dated as of October 27,2003, and filed with the Securities and Exchange Commission on Form 8-K on October 29,2003.

     Monthly Remittance Statement to the Certificate holders dated as of November 25,2003, and filed with the Securities and Exchange Commission on Form 8-K on November 28,2003.

     Monthly Remittance Statement to the Certificate holders dated as of December 26,2003, and filed with the Securities and Exchange Commission on Form 8-K on January 6,2004.

     (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Long Beach Securities Corp.


                                       By: /s/:  Jeffery A. Sorensen
                                       Name:  Jeffery A. Sorensen
                                       Title:  First Vice President
     Date:  March 24, 2004


     EXHIBIT INDEX

     Exhibit Document

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2003.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2003.